Form 10-K
period 2005-12-31
PPLUS Trust Series JPM-1
filed 2006-03-30
CIK 1297915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------


                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                       ----------------------------------

For the fiscal year ended:                               Commission file number:
   December 31, 2005                                              001-32263

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

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.



         PART I

         ITEM 1.           BUSINESS

                           For information with respect to the underlying securities held by PPLUS Trust Series JPM-1, please refer to JP Morgan Chase & Co's (Commission file number 001-05805) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

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

         ITEM 1A.          RISK FACTORS

                           Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities issuer may file in its Exchange Act reports as referenced in Item 1 above.

                           YOU MAY SUFFER LOSSES AS A RESULT OF ANY SWAP EARLY TERMINATION PAYMENT UPON THE LIQUIDATION OF THE UNDERLYING SECURITIES

                           In the event the underlying securities are liquidated as a result of a default by the underlying securities issuer on its obligations or the underlying securities issuer ceases to file Exchange Act reports, or upon an underlying securities bankruptcy event, trust swap payment default or a trust regulatory event, you will not receive any distributions payable to you until after the payment of the early termination payment (if any is then payable) to the swap counterparty. Unless the proceeds received from the liquidation of the underlying securities are sufficient to pay any early termination payment plus the certificate principal balance and accrued and unpaid interest then due on the trust certificates, you will suffer a loss as a result of such early termination payment and such liquidation. This loss could be quite substantial in relation to the total value of your trust certificates.

                           YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                           Currently, the trust has no significant assets other than the underlying securities and the swap agreement. If the underlying securities or payments made under the swap agreement are insufficient to make distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                           The underlying securities issuer conducts its business through subsidiaries. Accordingly, its ability to meet its obligations under the underlying securities is dependent on the earnings and cash flows of those subsidiaries and the abilities of those subsidiaries to pay dividends or to advance or repay funds to the underlying securities issuer. In addition, the rights that the underlying securities issuer and its creditors would have to participate in the assets of any such subsidiary upon the subsidiary's liquidation or recapitalization will be subject to the prior claims of the subsidiary's creditors. Certain subsidiaries of the underlying securities issuer have incurred substantial amounts of debt in the expansion of their businesses, and the underlying securities issuer anticipates that certain of its subsidiaries will do so in the future.

                           YOU MAY NOT RECOVER THE WHOLE OF THE PRESENT VALUE OR STATED AMOUNT (IF APPLICABLE) OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES OF THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR IN THE EVENT THE UNDERLYING SECURITIES ISSUER CEASES FILING EXCHANGE ACT REPORTS

                           If the underlying securities issuer defaults on its obligations under the underlying securities or the underlying securities issuer ceases to file Exchange Act reports, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by three factors:

                           o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate present value or stated amount (if applicable) of the trust certificates;

                           o in either event, any funds or underlying securities distributed by the trust to the trust certificateholders may be less than the stated amount or present value (if applicable) of your trust certificates; and

                           o any such distribution of funds will be subject to the payment by the trust to the swap counterparty of any early termination payment.

                           THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                           Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                           o there is a payment default on any underlying securities,

                           o there is another type of default that accelerates the maturity of the underlying securities, or

                           o the underlying securities issuer ceases to file Exchange Act reports.

                           Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                           THE TRUST CERTIFICATES ARE SUBJECT TO THE
                           CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER

                           The trust certificates represent interests in obligations of the underlying securities issuer. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities issuer's unsecured unsubordinated debt obligations. Neither the underlying indenture nor the underlying securities place a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer. In addition, the holders of the underlying security are subordinated to the senior indebtedness of the underlying securities issuer, and as a result, may be paid less than holders of the senior indebtedness.

                           THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                           In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are unsecured and rank equally with all other unsecured and unsubordinated indebtedness of the underlying securities issuer.

                           IF THE SWAP AGREEMENT IS TERMINATED AS A RESULT OF A SWAP AGREEMENT TERMINATION EVENT WHICH IS NOT A TRUST TERMINATION EVENT, THEN THE YIELD ON THE TRUST CERTIFICATES WILL BE CONVERTED FROM A FLOATING RATE TO A FIXED RATE AND DISTRIBUTIONS TO YOU WILL BE MADE SEMIANNUALLY INSTEAD OF QUARTERLY

                           The ability of the trust to make quarterly payments on interest rate distributions on the trust certificates will be dependent on the performance by the swap counterparty of its payment obligations under the swap agreement. If the swap agreement were to be terminated as a result of a swap agreement termination event that is not also a trust termination event, then (i) the trust will remain in existence without any rights or obligations under the swap agreement and (ii) you will receive a pro rata share of the fixed rate interest payments received by the trust in respect of the underlying securities on a semiannual basis, instead of a pro rata share of the floating rate payments under the swap agreement received by the trust on a quarterly basis.

                           DISTRIBUTIONS AND OTHER PAYMENTS WITH RESPECT TO YOUR TRUST CERTIFICATES AND YOUR EXPECTED INVESTMENT YIELD MAY BE AFFECTED BY FACTORS SUCH AS THE PERFORMANCE OF THE TRUST ASSETS, THE REDEMPTION OF THE UNDERLYING SECURITIES AND THE EARLY TERMINATION OF THE SWAP AGREEMENT

                           A number of factors may affect the timing of distributions with respect to your trust certificates and the yield that you realize on your trust certificates, including:

                           o the purchase price you pay for your trust certificates;

                           o the interest rate on the trust certificates, which will be greater than or equal to 3.25% and will not exceed 9.25%;

                           o   the performance of the underlying securities;

                           o whether the underlying securities issuer redeems, repurchases or repays the underlying securities before their maturity;

                           o whether the underlying securities issuer defaults under the underlying securities;

                           o   the possibility that if there is a swap
                               termination event that is not a trust termination event a fixed rate of 4.875% per annum will be payable on the trust certificates, instead of the floating rate distribution amount payable under the swap agreement; and

                           o the possibility that the swap agreement may be terminated early in certain circumstances, resulting in the termination of the trust prior to its scheduled termination date.

                           We cannot predict whether the underlying securities will be redeemed, repaid, repurchased or accelerated.

                           UPON A SWAP TERMINATION EVENT WHEREBY THE SWAP COUNTERPARTY IS THE DEFAULTING PARTY OR AFFECTED PARTY, YOU ARE NOT LIKELY TO RECEIVE FROM THE SWAP COUNTERPARTY ANY INTEREST THAT HAS ACCRUED

                           Upon a swap termination event that is not a trust termination event whereby the swap counterparty is the defaulting party (especially upon the bankruptcy, insolvency or reorganization of the swap counterparty), it is unlikely that you will receive from the swap counterparty any interest that has accrued since the last quarterly payment of the interest distribution amount.

                           IF THE TRUST CERTIFICATES ARE PREPAID WHEN PREVAILING MARKET INTEREST RATES FOR SECURITIES OF A COMPARABLE CREDIT RATING ARE LOWER THAN THE YIELD ON YOUR TRUST CERTIFICATES, YOU MAY BE UNABLE TO REALIZE A COMPARABLE YIELD WHEN YOU REINVEST THE FUNDS THAT YOU RECEIVE FROM THE PREPAYMENT OF YOUR TRUST CERTIFICATES

                           If the trust certificates are prepaid when prevailing market interest rates for securities of a comparable credit rating are lower than the yield on your trust certificates, you may be unable to realize a comparable yield when you reinvest the funds that you receive from the prepayment of your trust certificates. In addition, if the prevailing market value of the trust certificates exceeds the redemption price to you upon a redemption of the underlying securities, you will not be able to realize such excess.

                           THE INTEREST RATE CAP ON THE TRUST CERTIFICATES MAY LIMIT YOUR INTEREST PAYMENTS AND MAY NEGATIVELY IMPACT THE MARKET VALUE OF YOUR TRUST CERTIFICATES

                           The interest paid on the trust certificates is based on a floating rate that will not exceed 9.25%. If interest rates exceed 9.25%, your trust certificates will not receive interest based on the higher interest rate but rather will be capped at 9.25%. The market value of your trust certificates will also be negatively affected as interest rates rise.

                           THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                           At the time of issuance, S&P assigned a rating to the trust certificates equivalent to the ratings of the underlying securities, as of the date of the applicable prospectus supplement.

                           Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

         ITEM 1B.          UNRESOLVED STAFF COMMENTS

                           Not Applicable.

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

         ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

                           Not Applicable.

         PART IV

         ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                           (a)(1) Financial Statements: Not Applicable.

                           (a)(2) Financial Statement Schedules: Not Applicable.

                           (a)(3) List of Exhibits

                           The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                                    31.1    Certification of President of
                                            Registrant dated March 27, 2006,
                                            pursuant to Rules 13a-14 and 15d-14
                                            under the Securities Exchange Act of
                                            1934, as adopted pursuant to Section
                                            302 of the Sarbanes-Oxley Act of
                                            2002, with respect to the
                                            Registrant's Annual Report on Form
                                            10-K for the year ended December 31,
                                            2005.

                                    99.1    Trustee's Annual Compliance
                                            Certificate dated February 21, 2006.

                                    99.2.   Report of Deloitte & Touche LLP,
                                            Independent Registered Public
                                            Accounting Firm, dated March 24,
                                            2006, Registrant's Assertion on
                                            Compliance with PPLUS Minimum
                                            Servicing Standards dated March 24,
                                            2006 and PPLUS Minimum Servicing
                                            Standards.

                                    99.3.   Report of Ernst & Young LLP,
                                            Independent Registered Public
                                            Accounting Firm, dated February 21,
                                            2006, The Bank of New York's
                                            Assertion on Compliance with PPLUS
                                            Minimum Servicing Standards dated
                                            February 21, 2006 and PPLUS Minimum
                                            Servicing Standards.

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

                                    MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                By: /s/ Stephan Kuppenheimer
                                       -----------------------------------------
                                             Name:    Stephan Kuppenheimer
                                             Title:   President